Form 10-K
period 1997-12-31
MORGAN J P COMMERCIAL MORTGAGE FINANCE CORP
filed 1998-04-16
CIK 1013611

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 ____________

                                  FORM 10-K

(Mark One)

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended:   December 31, 1997
                                 -----------------

                                      OR

    ( ) TRANSITION REPORT PURSUANT  TO SECTION 13 OR 15(d) OF  THE SECURITIES
        EXCHANGE ACT OF 1934

    For the transition period from _____________ to ______________


                      Commission file number:  333-4554
                                               --------

                J.P. Morgan Commercial Mortgage Finance Corp.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              Delaware                             13-3789046
--------------------------------      ------------------------------------
(State or other jurisdiction of       (IRS Employer Identification Number)
incorporation or organization)

         60 Wall Street
         New York, New York                              10260
----------------------------------------      ----------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:   (212) 483-2323
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No
                                                    -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable
                    --------------

Indicate the number of shares of common stock of the Registrant outstanding as of December 31, 1997: Not applicable
                          --------------

                     DOCUMENTS INCORPORATED BY REFERENCE

                      *                *               *

    This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund (the "Trust Fund") formed pursuant to the pooling and servicing agreement dated as of June, 1, 1997 (the "Pooling and Servicing Agreement") by and among J.P. Morgan Commercial Mortgage Finance Corp. (the "Company"), Midland Loan Services, L.P., as master servicer and special servicer (in such capacity, the "Master Servicer" or the "Special Servicer"), LaSalle National Bank, as Trustee (the "Trustee") and ABN AMRO Bank, N.V., as fiscal agent, for the issuance of J.P. Morgan Commercial Mortgage Finance Corp., Mortgage Pass-Through Certificates, Series 1997-SPTL-C1 (the "Certificates").


                                    PART I

ITEM 1. BUSINESS

        Not applicable.

ITEM 2. PROPERTIES

        Not applicable.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not aware of any pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.


                                   PART II

ITEM 5. MARKET  FOR  REGISTRANT'S  COMMON   EQUITY  AND  RELATED  STOCKHOLDER
        MATTERS

        (a)  There   is  no   established  public   trading  market   for  the
             Certificates.

        (b) As of December 31, 1997, there were eighteen (18) holders of record of the Certificates.

        (c)  Not   applicable.     (Information   as   to   distributions   to
             Certificateholders   is  provided  in  the  Registrant's  monthly
             filings on Form 8-K.)

ITEM 6. SELECTED FINANCIAL DATA

        Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Not applicable.

ITEM 11.     EXECUTIVE COMPENSATION

             Not applicable.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             (a)  Not applicable.

             (b)  Not applicable.

             (c)  Not applicable.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             (a)  Not applicable.


                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) (1) Pursuant to the Pooling and Servicing Agreement, the Master Servicer is required (i) to deliver an annual statement as to compliance with the provisions of the Pooling and Servicing Agreement and certain other matters (the "Annual Statement of the Master Servicer") and (ii) to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement (the "Annual Report of the Firm of Accountants"). Both the Annual Statement of the Master Servicer and the Annual Report of the Firm of Accountants are attached as Exhibits 99.1 and 99.2, respectively, to this Report.

             (2) Not applicable.

             (3) The required exhibits are as follows:

                 Exhibit   3(i):     Copy   of   Company's   Certificate   of
                 Incorporation (Incorporated by reference as an Exhibit to Registration Statement on Form S-3 (File No. 333-4554)).

                 Exhibit 3(ii): Copy of Company's By-laws (Incorporated by reference as an Exhibit to Registration Statement on Form S-3 (File No. 333-4554)).

                 Exhibit 4: Pooling and Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on July 15, 1997).

                 Exhibit 99.1:  Annual Statement of the Master Servicer.

                 Exhibit 99.2:  Annual Report of the Firm of Accountants.

        (b) Current Reports on Form 8-K filed during the last quarter of the period covered by this Report:

             Date of Current Report           Item Reported
             ----------------------           -------------

             October 25, 1997                 Monthly    report    sent    to
                                              Certificateholders   with   the
                                              October 1997 distribution

             November 25, 1997                Monthly    report    sent    to
                                              Certificateholders   with   the
                                              November 1997 distribution

             December 25, 1997                Monthly    report    sent    to
                                              Certificateholders   with   the
                                              December 1997 distribution

        (c)  See subparagraph (a)(3) above.

        (d)  Not applicable.

    SUPPLEMENTAL INFORMATION TO BE  FURNISHED WITH REPORTS FILED PURSUANT  TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    No  such  annual  report,  proxy  statement,   form  of  proxy  or  other
soliciting material has been sent to Certificateholders.


                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                               J.P. MORGAN COMMERCIAL MORTGAGE FINANCE CORP., as Registrant and on behalf of the Trust Fund.


                               By: /s/ Larry Blume
                                   ------------------------------------------
                                   Name:  Larry Blume
                                   Title: Vice President

                               Date:  April  14, 1998


                                EXHIBIT INDEX

                                                                   Sequential
Exhibit      Document                                             Page Number
-------      --------                                             -----------

3(i)         Company's Certificate of Incorporation (Incorporated
             by reference as an Exhibit to Registration Statement
             on Form S-3 (File No. 33-4554))  . . . . . . . . . . . . . . . *

3(ii)        Company's By-laws (Incorporated by reference as
             an Exhibit to Registration Statement on Form S-3
             (File No. 33-4554))  . . . . . . . . . . . . . . . . . . . . . *

4            Pooling and Servicing Agreement (Filed as part of the
             Company's Current Report on Form 8-K filed on
             July 15, 1997) . . . . . . . . . . . . . . . . . . . . . . . . *

99.1         Annual Statement of the Master Servicer  . . . . . . . . . .  10

99.2         Annual Report of the Firm of Accountants . . . . . . . . . .  12


_________________________

*   Incorporated herein by reference.